Form 10-Q
period 1995-03-31
NATEC RESOURCES INC
filed 1995-05-15
CIK 50361

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-8104


                             NATEC RESOURCES, INC.
             (Exact name of Registrant as specified in its Charter)

             UTAH                                         36-6059098
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


  1177 WEST LOOP SOUTH, HOUSTON, TEXAS                        77027
(Address of principal executive offices)                   (Zip code)

   Registrant's telephone number, including area code  (713) 552-2552




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No     .
                                             -----   -----

The Registrant had 26,880,136 shares of common stock, no par value, outstanding as of May 12, 1995.

                     NATEC RESOURCES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 MARCH 31, 1995


                                     INDEX

                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statement

          Consolidated Statement of Net Assets in Liquidation-
            March 31, 1995 and December 31, 1994 . . . . . . . . . . . . . . . .    3

          Notes to Consolidated Financial Statement  . . . . . . . . . . . . . .    4


Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . . . . .    5


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 3.   Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . .    6

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . .    6

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .   6

                             NATEC RESOURCES, INC.
              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                       March 31,      December 31,
                                                                         1995            1994
                                                                      -----------     ------------
                                                                      (unaudited)
ASSETS
Cash and cash equivalents                                             $  314,014      $   506,852
Accounts receivable                                                      210,087          315,584
Property, plant and equipment                                             50,988           50,988
Investment in joint venture                                            9,085,078        9,085,078
Other assets                                                              94,977           94,977
                                                                      ----------       ----------
                                                                       9,755,144       10,053,479

LIABILITIES
Accounts payable                                                          37,447          160,814
Accrued expenses                                                         227,470          225,454
Amounts payable to related party                                       7,202,722        7,033,215
Note payable                                                              66,278           82,351
Estimated costs during period of liquidation                             319,582          650,000
                                                                      ----------       ----------
                                                                       7,853,499        8,151,834
                                                                      ----------       ----------
NET ASSETS IN LIQUIDATION (DUE TO PREFERRED SHAREHOLDERS)             $1,901,645       $1,901,645
                                                                      ==========       ==========

See Notes to Consolidated Financial Statement

                     NATEC RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statement includes the accounts of NaTec Resources, Inc. and its majority-owned subsidiaries, herein referred to as the "Company." In the opinion of Management, the accompanying unaudited consolidated financial statement contains all adjustments necessary to present fairly the financial position of NaTec Resources, Inc. and subsidiaries ("Company") as of March 31, 1995. All adjustments are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K ("Annual Report"). These quarterly financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report.

Basis of presentation

Subject to shareholder approval, on April 6, 1995 the Board of Directors of the Company approved the liquidation of the Company. As a result, the Company adopted the liquidation basis of accounting in accordance with generally accepted accounting principles as of December 31, 1994. Assets have been valued at estimated net realizable value and liabilities are reflected at their estimated settlement amounts, including estimated costs to be incurred during the period of liquidation. The valuations of the assets and liabilities are based on management estimates and assumptions as of the date of the financial statements; actual realization of the assets and settlement of liabilities could be higher or lower than the amounts indicated. It is unlikely that there will be sufficient assets upon liquidation for any distributions to be made to holders of common stock of the Company.



NOTE 2:  RELATED PARTY

Effective April 14, 1995, CRSS Inc. ("CRSS") converted a portion of its Series A Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") and all of its Series B and Series C Cumulative Convertible Exchangeable Preferred Stock into 1,402,749 shares of common stock. Following the conversion, CRSS holds approximately 50.2% of the outstanding shares of NaTec common stock and 100% of the 44,380 shares of NaTec Preferred Stock outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


As a result of the unfavorable near-term outlook for the flue-gas desulfurization market, limited revenues, and limited cash flows, the Company likely will not be able to continue its operations as a going concern. The Company's primary source of cash since November 1992 has been the payments on the note receivable from North American Chemical Company ("NACC"). However, as discussed in the Annual Report, collections on the note receivable have been deferred due to the current dispute with NACC, and any efforts to resolve such dispute would result in additional expense which would have a further negative impact on capital resources. Additionally, the Company's major creditor, CRSS, has indicated that it will not infuse any additional cash into the Company and management does not believe financing can be obtained from any other sources.

In April 1995, the Company entered into an agreement in principle (the "Acquisition Agreement") to sell its stock in NaTec Minerals, Inc. ("NMI") and Oldexaer, Inc. ("OXA"), and its sodium bicarbonate supply agreements and purchase orders, to NACC. NMI and OXA own the Company's 50% interest in White River Nahcolite Minerals, Limited Liability Company ("White River") through their respective ownership interests of 49.75% and 0.25%. The only other assets and liabilities of NMI and OXA are the note receivable from NACC and the potential capital call obligation described above. The Company will be required to release any claims it has against NACC upon closing of the sale contemplated by the Acquisition Agreement (other than claims arising under the Acquisition Agreement), including claims on the note receivable from NACC.

Under the terms of the Acquisition Agreement, which is subject to various conditions, including approval by the shareholders of the Company, the Company will receive $10,000,000, payable $6,000,000 at closing with the balance to be paid with a non-interest bearing note payable in quarterly installments according to a formula based on sales of White River's production of sodium bicarbonate, over a period of five years. The purchase price is estimated to have a discounted value of approximately $9,085,000 which reflects the discount to present value of the $4,000,000 non-interest bearing note. The note is secured by the assets of White River.

Subject to shareholder approval, the Board of Directors of the Company has also approved the liquidation of the Company. Proceeds from the sale of the Company's investment in White River will be used to satisfy the claims of creditors and CRSS as the holder of the Company's preferred stock. It is unlikely that there will be sufficient assets upon liquidation for any distribution to be made to holders of common stock of the Company.

As discussed in the Company's Annual Report, the Company adopted the liquidation basis of accounting as of December 31, 1994. Therefore, the assets have been valued at estimated realizable value and liabilities have been reflected at their estimated settlement amounts, including costs to be incurred during the period of liquidation. The valuation of the assets and liabilities are based on management assumptions as of the date of the financial statements; actual realization of the assets and settlements of liabilities could be higher or lower than the amounts indicated.

During the first quarter of 1995, the Company continued supplying its existing customers with sodium bicarbonate through its 50% ownership in White River. Revenues for the three months ended March 31, 1995 from sales of sodium bicarbonate were $250,000; gross profit from these sales was $17,000. On May 3, 1995, the White River plant experienced a major disruption in production and all shipments have been suspended until futher notice. It is anticipated that such suspension will continue for at least four to eight weeks.

Other costs incurred during the three months ended March 31, 1995 of $185,000 consisted primarily of salary and benefits, legal, insurance, and rent and other office expenses.

The Consolidated Statement of Net Assets in Liquidation at March 31, 1995 reflects cash and cash equivalents of $314,000 compared to $507,000 at March 31, 1995. The decrease is attributable to the funding of existing operations of $178,000 and payments on the bank note payable of $15,000. Amounts payable to related party increased $170,000, which primarily reflects additional accrued interest payable to CRSS on outstanding notes payable of $6,268,000.




                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

            27.1 Financial Data Schedule

    (b)     Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NaTec Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NaTec Resources, Inc.



                                          /s/ JOHN T. MCCORMACK
                                              -------------------------
                                              John  T. McCormack
                                                   President
                                           (Chief Executive Officer)




Date:  May  12, 1995