Form 10-K/A
period 1994-12-31
NATEC RESOURCES INC
filed 1995-07-17
CIK 50361

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-8104

                             NATEC RESOURCES, INC.
             (Exact name of Registrant as specified in its Charter)

          UTAH                                                 36-6059098
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

 1177 WEST LOOP SOUTH, HOUSTON, TEXAS                             77027
(Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code  (713) 552-2552

Securities registered pursuant to Section 12(b) of the Act:

                                                                    NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                                     ON WHICH REGISTERED
             -------------------                                   -----------------------
                      None                                                 None

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, WITHOUT PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X    No
       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.
  Yes        No  X
       ---      ---

As of April 10, 1995, 25,477,387 common shares were outstanding, and the aggregate market value of the shares (based on the closing sales price on the NASDAQ Small Capitalization on April 10, 1995) of NaTec Resources, Inc. held by non- affiliates was approximately $836,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of NaTec Resources, Inc.'s Proxy Statement in connection with its 1995 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

================================================================================

                                     PART I


ITEM 3.        LEGAL PROCEEDINGS

A lawsuit filed against the Company by DeTer, Inc. during 1993 in the Dallas Federal Court for the Northern District of Texas alleging breach of a previous settlement agreement related to the Company's discontinued specialty chemical business was settled during the fourth quarter of 1994. The amount of the settlement was within previously established financial reserves.

On June 2, 1994, the Company filed a lawsuit against North American Chemical Company ("NACC") in the District Court of Harris County, Texas, 125th Judicial District, captioned NaTec Resources, Inc. and NaTec Minerals, Inc. v. D. George Harris & Associates, Inc., Harris Chemical Group, Inc. and North American Chemical Company, having Cause No. 94-025523. The Company filed the lawsuit to collect on a note from NACC, asserting, among other arguments, that NACC's failure to continue its payments on the NACC note is wrongful in view of the fact that, according to the Company's forecasts and calculations, production data from the White River plant demonstrates an effective annual capacity at or near 106,000 tons of sodium bicarbonate and that, if full capacity has not been achieved, NACC, as the manager of White River, is solely responsible for such deficiency in that it has prevented the production facility from achieving its full capacity by its refusal to utilize additional recovery equipment already located at the facility and to implement certain process modifications in a timely manner and that the Company was not required to make any expenditures necessary for the facility to have an effective annual production capacity of 106,000 tons per year by April 15, 1994; and the arbitration proceeding instituted June 30, 1994 and now pending under the administration of the American Arbitration Association, New York Office, captioned In the Matter of the Arbitration between North American Carbonate Company and North American Bicarbonate Company, and NaTec Minerals, Inc. and Oldexaer, Inc., having caption number 13-181-00582-94. The Company intends to vigorously prosecute the NACC lawsuit if the transactions contemplated by the Acquisition Agreement are not consummated; however thare are no assurances that the NACC lawsuit will prove successful.

                                    PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

NaTec Resources, Inc. common stock is traded on NASDAQ Small Capitalization market under the trading symbol "NATC". As of April 10, 1995 there were 5,672 shareholders of record owning the outstanding common stock. The Company did not pay any dividends on common shares during 1994 and 1993. No dividend payments can be made on the Company's common shares unless all dividends accrued and payable on the Series A, Series B, and Series C Cumulative Convertible Exchangeabe Preferred Stock ("Preferred Stock") have been paid. As of April 10, 1995, accrued and unpaid dividends on the Preferred Stock were $715,000. No dividend payments on common shares are expected to be made in the future.

               1994                                                 High                  Low
               ----                                                 ----                  ----
               First Quarter                                       $1.09                 $0.75
               Second Quarter                                       0.88                  0.50
               Third Quarter                                        1.00                  0.50
               Fourth Quarter                                       0.63                  0.09

               1993                                                 High                  Low
               ----                                                 ----                  ----
               First Quarter                                       $2.38                 $1.63
               Second Quarter                                       2.00                  1.25
               Third Quarter                                        1.28                  0.88
               Fourth Quarter                                       1.00                  0.91

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NaTec Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NaTec Resources, Inc.



                                            /s/   JOHN. T. MCCORMACK
                                       ---------------------------------------
                                                  John T. McCormack
                                       (President and Chief Executive Officer)

Date:  July 17, 1995