Form 10-Q
period 1995-06-30
NATEC RESOURCES INC
filed 1995-08-14
CIK 50361

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

The Registrant had 26,880,136 shares of common stock, no par value, outstanding as of August 14, 1995.


================================================================================

                     NATEC RESOURCES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1995


                                     INDEX


                                                                                                                       PAGE
                                                                                                                      NUMBER
                                                                                                                      ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statement

         Consolidated Statement of Net Assets in Liquidation-
           June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statement of Changes in Net Assets in Liquidation-
           For the Six Months  Ended June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Notes to Consolidated Financial Statement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 3.  Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                     NATEC RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                                 June 30,       December 31,
                                                                                   1995             1994
                                                                                ----------      ------------
                                                                                (unaudited)
ASSETS

Cash and cash equivalents                                                       $  118,254       $  506,852
Accounts receivable                                                                161,767          315,584
Property, plant and equipment                                                       50,988           50,988
Investment in joint venture                                                      9,478,581        9,085,078
Other assets                                                                        94,977           94,977
                                                                                ----------       ----------
                                                                                 9,904,567       10,053,479

LIABILITIES

Accounts payable                                                                   159,245          160,814
Accrued expenses                                                                   184,112          225,454
Amounts payable to related party                                                 7,958,346        7,033,215
Note payable                                                                        58,547           82,351
Estimated costs during period of liquidation                                       200,000          650,000
                                                                                ----------       ----------
                                                                                 8,560,250        8,151,834
                                                                                ----------       ----------
NET ASSETS IN LIQUIDATION (DUE TO PREFERRED SHAREHOLDERS)                       $1,344,317       $1,901,645
                                                                                ==========       ==========


See Notes to Consolidated Financial Statements





                     NATEC RESOURCES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                                  (UNAUDITED)


Net assets in liquidation as of December 31, 1994                              $1,901,645

Cumulative preferred stock dividends accrued                                    (524,698)

Change in estimate of costs during period of liquidation                        (426,133)

Increase in estimated                                                             393,503
                                                                               ----------

Net assets in liquidation as of June 30, 1995                                  $1,344,317
                                                                               ==========

See Notes to Consolidated Financial Statements

                     NATEC RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statement includes the accounts of NaTec Resources, Inc. and its majority-owned subsidiaries, herein referred to as the "Company." In the opinion of Management, the accompanying unaudited consolidated financial statement contains all adjustments necessary to present fairly the financial position of NaTec Resources, Inc. and subsidiaries ("Company") as of June 30, 1995. All adjustments are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note l to the Company's Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K ("Annual Report"). These quarterly financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report.

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

The Acquisition Agreement was amended on July 31, 1995. Under the terms of the Acquisition Agreement as amended, which is subject to various conditions, including approval by the shareholders of the Company, the Company will receive $10,500,000: $500,000 payable in cash at closing, a non-interest bearing note from White River for $6,000,000 payable on January 15, 1996, and a $4,000,000 non-interest bearing note payable from NACC in quarterly installments according to a formula based on sales of White River's production of sodium bicarbonate, over a period of three years. The purchase price is estimated to have a discounted value of approximately $9,479,000 which reflects the discount to present value of the non-interest bearing notes. The notes will be secured by a security interest and lien on substantially all of the assets of White River.

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

During the first half of 1995, the Company continued supplying its existing customers with sodium bicarbonate through its 50% ownership in White River. Revenues for the three and six months ended June 30, 1995 from sales of sodium bicarbonate were $205,000 and $455,000; gross loss from these sales for the three and six months ended June 30, 1995 was $22,000 and $5,000, respectively.

Other costs incurred during the three and six months ended June 30, 1995 of $354,000 and $539,000, respectively, consisted primarily of salary and benefits, legal, insurance, and rent and other office expenses.

The Consolidated Statement of Net Assets in Liquidation at June 30, 1995 reflects cash and cash equivalents of $118,000 compared to $507,000 at December 31, 1994. The decrease is attributable to the funding of existing operations of $178,000 and payments on the bank note payable of $24,000.

 Amounts payable to related party increased $925,000, which primarily reflects additional accrued preferred stock dividends of $525,000 and additional $339,000 accrued interest payable to CRSS on outstanding notes payable of $6,268,000.

The investment in joint venture was stated at $9,085,000 at December 31, 1994 which reflected the terms of the Acquisition Agreement prior to the amendment (discounted value of the $10,000,000 purchase price payable $6,000,000 at closing with a non-interest bearing note payable over a five-year period). The investment in joint venture has been restated as of June 30, 1995 to $9,479,000 in accordance with the amendment of the Acquisition Agreement as discussed above.

When the Company adopted the liquidation basis of accounting, costs to be incurred during the period of liquidation were estimated to be $650,000. This estimate was based on the liquidation of the Company being finalized by June 30, 1995. The Company currently anticipates that the liquidation will be completed by September 1, 1995. The estimated costs to be incurred during the period of liquidation has been revised to reflect the extended period.


                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Notice has been given to security holders of the Company that an annual meeting will be held on August 24, 1995. The purpose of the meeting will be: (1) to elect two directors to serve on the Board of Directors, (2) to consider and vote upon a proposal to approve the sale of substantially all of the Company's business and assets to North American Chemical Company, and (3) to consider and vote upon a proposal to approve the complete and voluntary liquidation and dissolution of the Company conditioned upon the approval by stockholders and consummation of the proposed sale of assets to North American Chemical Company.

ITEM 5.     OTHER INFORMATION

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27.1 Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company filed a Form 8-K on August 1, 1995 reporting the amendment to the acquisition agreement between the Company and North American Chemical Company.

            The Company filed a Form 8-K on August 8, 1995 reporting that the Company was delisted from the NASDAQ SmallCap Market System for insufficient bid price at the close of business on that date, however the Company will be eligible for trading on the OTC Bulletin Board.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NaTec Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NaTec Resources, Inc.



                                              /s/ JOHN T. MCCORMACK
                                       ----------------------------------------
                                                  John T. McCormack
                                                Chairman of the Board





Date:  August 14, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27.1         Financial Data Schedule
